Form 10-Q
period 1995-10-28
NEOSTAR RETAIL GROUP INC
filed 1995-12-11
CIK 932790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 1995,

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


COMMISSION FILE NUMBER  0-25272


                           NEOSTAR RETAIL GROUP, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                75-2559376
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


10741 KING WILLIAM DRIVE, DALLAS, TEXAS                            75220-2414
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:             (214) 401-9000


Former name, former address and former fiscal year,
if changed since last report:                                            NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes  X  No    .
                                                         ---    ---


Title of each class of common stock:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE


Number of shares of Common Stock outstanding as of the close of business on December 6, 1995:

                                   14,938,397

                         PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements.

                         Index to Financial Statements

                                                                                                                      Page
                                                                                                                      ----
Consolidated Balance Sheets at October 28, 1995
    and January 28, 1995 (unaudited).................................................................                  3

Consolidated Statements of Operations for the three and nine months
    ended October 28, 1995 and October 29, 1994 (unaudited)..........................................                  4

Consolidated Statements of Cash Flows for the nine months
    ended October 28, 1995 and October 29, 1994 (unaudited)..........................................                  5

Notes to Consolidated Financial Statements...........................................................                  6

                           NEOSTAR RETAIL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (unaudited)



                                                                            October 28,              January 28,
                                                                               1995                    1995
                                                                            -----------             ------------
ASSETS

Current assets:
     Cash and cash equivalents                                              $     1,419             $     19,580
     Accounts receivable                                                          1,576                    1,574
     Merchandise inventory                                                      178,141                  116,357
     Prepaids and other                                                          10,366                   10,053
                                                                            -----------             ------------
         Total current assets                                                   191,502                  147,564

Property and equipment, at cost, net of
     accumulated depreciation and amortization                                   62,823                   65,928
Other assets                                                                      4,540                    4,467
                                                                            -----------             ------------
                                                                            $   258,865             $    217,959
                                                                            ===========             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                          $    50,300             $          -
     Accounts payable                                                           106,816                   86,300
     Due to related parties                                                         503                    1,021
     Current maturities of long-term debt                                         4,000                    4,000
     Accrued liabilities                                                          9,605                   24,847
                                                                            -----------             ------------
         Total current liabilities                                              171,224                  116,168

Long-term debt                                                                   13,000                   16,000
Deferred credits                                                                  4,326                    4,124
Stockholders' equity:
     Preferred stock, $.01 par value;
         1,000,000 shares authorized; none issued                                     -                        -
     Common stock, $.01 par value;
         50,000,000 shares authorized;
         shares issued and outstanding:
         October 28, 1995 - 14,933,139
         January 28, 1995 - 14,718,257                                              149                      147
     Additional paid-in capital                                                  69,839                   68,367
     Retained earnings                                                              327                   13,153
                                                                            -----------             ------------
         Total stockholders' equity                                              70,315                   81,667
                                                                            -----------             ------------
                                                                            $   258,865             $    217,959
                                                                            ===========             ============


See accompanying notes.

                           NEOSTAR RETAIL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                Three months ended                       Nine months ended
                                          ------------------------------           ------------------------------
                                          October 28,         October 29,          October 28,         October 29,
                                             1995               1994                  1995                1994
                                          ----------         -----------           ----------         -----------
Net sales                                 $  115,298         $   102,019           $  305,372         $   303,126
Cost of sales                                 86,278              73,653              223,696             219,224
                                          ----------         -----------           ----------         -----------
Gross profit                                  29,020              28,366               81,676              83,902

Store operating expenses                      29,493              26,129               86,995              79,361
General and administrative
     expenses                                  4,290               4,538               13,222              13,636
Store closing expense                            139                  22                  727                 229
                                          ----------         -----------           ----------         -----------
Operating loss                                (4,902)             (2,323)             (19,268)             (9,324)

Net interest expense                          (1,000)               (504)              (1,943)             (1,238)
                                          ----------         -----------           ----------         -----------
Loss before income taxes                      (5,902)             (2,827)             (21,211)            (10,562)

Income tax benefit                            (2,338)             (1,097)              (8,385)             (4,089)
                                          ----------         -----------           ----------         -----------
Net loss                                  $   (3,564)        $    (1,730)          $  (12,826)        $    (6,473)
                                          ==========         ===========           ==========         ===========

Net loss per share                        $     (.24)        $      (.12)          $     (.87)        $      (.43)
                                          ==========         ===========           ==========         ===========
 Weighted average shares
     outstanding                              14,892              14,708               14,768              14,707
                                          ==========         ===========           ==========         ===========





See accompanying notes.

                           NEOSTAR RETAIL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                    Nine months ended
                                                                            ------------------------------------
                                                                            October 28,              October 29,
                                                                                1995                    1994
                                                                            ------------            ------------
Cash flows from operating activities:
   Net loss                                                                 $    (12,826)           $     (6,473)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                                9,262                   7,833
      Loss on disposition of property and equipment                                  391                     140
      Changes in operating assets and liabilities:
        Accounts receivable                                                           (2)                 (1,671)
        Merchandise inventory                                                    (61,784)                (25,222)
        Prepaids and other                                                          (313)                   (384)
        Other assets                                                                 (73)                   (152)
        Accounts payable                                                          20,516                  17,928
        Due to related parties                                                      (518)                   (172)
        Accrued liabilities                                                      (14,633)                 (8,957)
        Deferred credits                                                             202                     503
                                                                            ------------            ------------
           Total adjustments                                                     (46,952)                (10,154)
                                                                            ------------            ------------
             Net cash used in operating activities                               (59,778)                (16,627)

Cash flows from investing activities:
   Acquisitions of property and equipment                                         (7,166)                (12,290)
   Proceeds from sales of property and equipment                                       9                      64
                                                                            ------------            ------------
             Net cash used in investing activities                                (7,157)                (12,226)
Cash flows from financing activities:
   Borrowings under credit facilities with banks                                 125,600                  17,800
   Repayments of borrowings
      under credit facilities with banks                                         (75,300)                 (3,800)
   Repayments of principal of long-term debt                                      (3,000)                      -
   Proceeds from issuance of common stock
      upon exercise of stock options                                               1,474                       8
   Repayment of principal of long-term debt
      to related party                                                                 -                    (500)
                                                                            ------------            ------------
             Net cash provided by financing activities                            48,774                  13,508
                                                                            ------------            ------------
Net decrease in cash and cash equivalents                                        (18,161)                (15,345)
Cash and cash equivalents at beginning of period                                  19,580                  18,971
                                                                            ------------            ------------
Cash and cash equivalents at end of period                                  $      1,419            $      3,626
                                                                            ============            ============
Supplemental cash flow information:
   Income taxes paid                                                        $      3,473            $      3,775
                                                                            ============            ============
   Interest paid                                                            $      1,587            $      1,653
                                                                            ============            ============





See accompanying notes.

                           NEOSTAR RETAIL GROUP, INC.

                   Notes to Consolidated Financial Statements
                                  (unaudited)


1.  Basis of Presentation, Organization and Business

    NeoStar Retail Group, Inc. (the "Company") was incorporated to serve as the holding company for the business combination of Babbage's, Inc. ("Babbage's") and Software Etc. Stores, Inc. ("Software"). The business combination was completed on December 16, 1994, and was accounted for as a pooling of interests. Accordingly, the merger of the equity interests has been given retroactive effect, and the Company's consolidated financial statements for periods prior to the business combination represent the combined financial statements of the previously separate entities adjusted to conform to the accounting policies adopted by the Company. Babbage's and Software became wholly-owned subsidiaries of the Company as a result of the business combination. The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Babbage's and Software operate consumer software specialty retail stores. The Company operated 771 and 701 retail locations at October 28, 1995 and October 29, 1994, respectively.

2.  Unaudited Interim Consolidated Financial Statements

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of October 28, 1995 and the results of its operations and cash flows for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

    The results of operations for the nine months ended October 28, 1995 are not necessarily indicative of results to be expected for the full year due to the seasonality of the Company's business.

3.  Financing Arrangements

    The Company has a credit agreement with a bank (the "Credit Agreement") to meet short-term working capital needs. The Credit Agreement includes a $20,000,000 term commitment (the "Commitment"), and included a $30,000,000 annual revolving line of credit. Amounts borrowed under this annual revolving line of credit bore interest at the bank's prime interest rate or at the appropriate LIBOR interest rate plus 1.75 percent, at the Company's option. On August 28, 1995 the Company amended the Credit Agreement to remove the $30,000,000 annual revolving line of credit, and also entered into a new credit agreement with a group of banks (the "New Credit Agreement"). All amounts outstanding under the annual revolving line of credit under the Credit Agreement and the related accrued interest were repaid.

                           NEOSTAR RETAIL GROUP, INC.

                   Notes to Consolidated Financial Statements
                                  (unaudited)
                                  (continued)


3.  Financing Arrangements (continued)

    The New Credit Agreement provides for a $70,000,000 revolving line of credit and is secured by all of the Company's merchandise inventory and receivables from the sale of inventory. Advances under the New Credit Agreement are generally limited to 45 percent of eligible inventory less amounts outstanding under the Commitment, and less outstanding obligations under issued letters of credit. The maturity date of any advances is August 25, 1996. Amounts borrowed bear interest at the banks' prime interest rate plus .5 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option.

    The Commitment has a maturity date of December 14, 1997, and as amended, is secured by all of the Company's merchandise inventory and receivables from the sale of inventory. The terms of the Commitment require quarterly payments which commenced March 31, 1995, consisting of $1,000,000 in principal plus accrued and unpaid interest. The remaining principal balance and all accrued and unpaid interest will be due upon maturity. Amounts borrowed pursuant to the Commitment bear interest at the bank's prime interest rate plus .25 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option.

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Results of Operations

         NeoStar Retail Group, Inc. (the "Company") was incorporated to serve as the holding company for the business combination of Babbage's, Inc. ("Babbage's") and Software Etc. Stores, Inc. ("Software"). The business combination was completed on December 16, 1994 and was accounted for as a pooling of interests. Accordingly, the merger of equity interests has been given retroactive effect, and the Company's consolidated financial statements for periods prior to the business combination represent the combined financial statements of the previously separate entities adjusted to conform to the accounting policies adopted by the Company. All references herein to fiscal 1996, 1995 and 1994 relate to the fiscal years ending February 3, 1996, January 28, 1995 and January 29, 1994, respectively. The following table sets forth, for the periods indicated, certain items from the Company's statements of operations as a percentage of net sales:

                                                      Three months ended                      Nine months ended
                                               -------------------------------         ------------------------------
                                               October 28,        October 29,          October 28,        October 29,
                                                   1995               1994                 1995               1994
                                               -----------        -----------          -----------        -----------
Net sales                                         100.0 %            100.0 %              100.0 %            100.0 %
Cost of sales                                      74.8               72.2                 73.3               72.3
                                               ----------         ----------           ----------         ----------
Gross profit                                       25.2               27.8                 26.7               27.7
Store operating expenses                           25.6               25.6                 28.5               26.2
General and administrative
     expenses                                       3.7                4.5                  4.3                4.5
Store closing expense                               0.1                0.0                  0.2                0.1
                                               ----------         ----------           ----------         ----------
Operating loss                                     (4.2)%             (2.3)%               (6.3)%             (3.1)%
                                               ==========         ==========           ==========         ==========




Three Months Ended October 28, 1995 Compared to Three Months Ended October 29, 1994

         Net sales increased by $13,279,000, or 13 percent, in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. This increase resulted from an increase in comparable store sales of five percent, and the net addition of 70 new stores. The increase in comparable store sales was primarily due to sales related to the September introduction of the 32-bit Sony PlayStation video game system, partially offset by the continuing decline in sales of other video game systems and software for these systems. However, it is uncertain whether sales of the next generation of video game systems, including the Sony PlayStation and Sega Saturn, will offset the expected continuing declines in comparable store sales of other video game systems and software. In addition, an increase in sales of productivity software for personal computers following the introduction of Microsoft Windows 95 also contributed to the increase in comparable store sales.

         Cost of sales as a percentage of sales increased to 74.8 percent in the third quarter of fiscal 1996 from 72.2 percent in the third quarter of fiscal 1995 primarily because a higher percentage of sales came from lower margin video game systems and productivity software for personal computers. In addition, video game systems had lower gross margins in the third quarter of fiscal 1996 than in the same period last year.

         Store operating expenses are generally fixed, and only a small portion varies with sales. When average sales per store increase, store operating expenses do not increase significantly and, as a result, store operating expenses decrease as a percentage of sales. Conversely, a decrease in average sales per store results in an increase in store operating expenses as a percentage of sales. Average quarterly sales per store increased four percent compared to the third quarter of fiscal 1995, resulting in a very slight decrease in store operating expenses as a percentage of sales.

         General and administrative expenses, many of which are fixed on a per store basis, decreased as a percentage of sales due to the increase in average quarterly sales per store, and due to certain economies of scale resulting from the addition of new stores and productivity gains in the Company's management and administration realized from the consolidation of certain functions following the business combination.

         Operating loss for the third quarter of fiscal 1996 was $4,902,000 compared to $2,323,000 for the third quarter of fiscal 1995. The increase of $2,579,000 was primarily due to the increase in cost of sales as a percentage of sales.

Nine Months Ended October 28, 1995 Compared to Nine Months Ended October 29,
1994

         Net sales increased by $2,246,000, or one percent, in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. This increase resulted from the addition of new stores, partially offset by a decrease in comparable store sales of eight percent.

         Cost of sales as a percentage of sales increased to 73.3 percent in the first nine months of fiscal 1996 from 72.3 percent in the first nine months of fiscal 1995 primarily due to a higher percentage of sales from video game systems and productivity software for personal computers, which have lower gross margins than video game and other personal computer software and accessories.

         Average sales per store decreased nine percent for the first nine months of fiscal 1996 compared to the same period last year, resulting in an increase in store operating expenses as a percentage of sales.

         General and administrative expenses decreased as a percentage of sales for the first nine months of fiscal 1996 compared to the same period last year, even though average sales per store declined. This was due to certain economies of scale resulting from the addition of new stores and productivity gains in the Company's management and administration realized from the consolidation of certain functions following the business combination.

         Operating loss for the first nine months of fiscal 1996 was $19,268,000 compared to $9,324,000 for the first nine months of fiscal 1995. The increase of $9,944,000 was primarily due to the increases in cost of sales and store operating expenses as a percentage of sales.

Seasonality and Quarterly Fluctuations

         The Company's business, like that of many retailers, is highly seasonal, with its stores generating a significant portion of their annual sales during the fourth quarter due to the importance of the Christmas selling season. In addition, sales in any fiscal quarter may fluctuate due to periods of high demand following the release of popular software or video game products. Average sales per store from period to period are also affected by the number of stores opened during each period, since sales at newly opened stores, while still in the early stages of building customer awareness, are typically lower than sales of more mature stores. The following table sets forth, for the last eleven fiscal quarters, the number of stores open the entire quarter and the average net sales in each quarter for those stores:

                                     Number of Stores
                                    Open Entire Quarter                     Average Quarterly Sales per Store
                               ----------------------------            ------------------------------------------
Fiscal Quarter                 1996        1995        1994              1996             1995             1994
-----------------              ----        ----        ----            --------         --------         --------
First                          708         626         510             $137,731         $176,826         $189,490
Second                         713         644         537              127,482          136,241          147,315
Third                          735         669         566              155,266          149,397          170,767
Fourth                                     690         602                               283,715          324,392

         The Company closed eleven stores in the first nine months of fiscal 1996 and five stores in the first nine months of fiscal 1995.

         Largely due to the seasonal concentration of sales in the fourth quarter, the Company believes annual profitability will be heavily dependent on fourth quarter results. The following table sets forth certain information with respect to the Company's net sales and operating income (loss) for the last eleven fiscal quarters (in thousands):

                                                                         Fiscal Quarter
                                                 ----------------------------------------------------------------
Fiscal Year                                        First            Second              Third            Fourth
--------------------------------                 ---------         ---------          ---------         ---------
   1996  Net sales                               $ 98,117          $ 91,957           $115,298          $      -
         Operating income (loss)                   (5,513)           (8,853)            (4,902)                -
   1995  Net sales                                111,635            89,472            102,019           200,530
         Operating income (loss)                     (187)           (6,814)            (2,323)            3,058
   1994  Net sales                                 98,126            81,031             98,881           202,369
         Operating income (loss)                    2,373            (3,508)               457            19,009


         Operating income for the fourth quarter of fiscal 1995 was reduced by $14,961,000 due to costs incurred in connection with the business combination of Babbage's and Software.

Liquidity and Capital Resources

         The Company has a credit agreement with a bank (the "Credit Agreement") to meet short-term working capital needs. The Credit Agreement includes a $20,000,000 term commitment (the "Commitment"), and included a $30,000,000 annual revolving line of credit. Amounts borrowed under this annual revolving line of credit bore interest at the bank's prime interest rate or at the appropriate LIBOR interest rate plus 1.75 percent, at the Company's option. On August 28, 1995 the Company amended the Credit Agreement to remove the $30,000,000 annual revolving line of credit, and also entered into a new credit agreement with a group of banks (the "New Credit Agreement"). All amounts outstanding under the annual revolving line of credit under the Credit Agreement and the related accrued interest were repaid.

         The New Credit Agreement provides for a $70,000,000 revolving line of credit and is secured by all of the Company's merchandise inventory and receivables from the sale of inventory. Advances under the New Credit Agreement are generally limited to 45 percent of eligible inventory less amounts outstanding under the Commitment, and less outstanding obligations under issued letters of credit. The maturity date of any advances is August 25, 1996. Amounts borrowed bear interest at the banks' prime interest rate plus .5 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option. At December 6, 1995, $58,250,000 was outstanding under the New Credit Agreement.

         The Commitment has a maturity date of December 14, 1997, and as amended, is secured by all of the Company's merchandise inventory and receivables from the sale of inventory. The terms of the Commitment require quarterly payments which commenced March 31, 1995, consisting of $1,000,000 in principal plus accrued and unpaid interest. The remaining principal balance and all accrued and unpaid interest will be due upon maturity. Amounts borrowed pursuant to the Commitment bear interest at the bank's prime interest rate plus .25 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option. At December 6, 1995, $17,000,000 was outstanding under the Commitment.

         Net cash used in operating activities was $59,778,000 and $16,627,000 for the first nine months of fiscal 1996 and fiscal 1995, respectively. The increase was primarily due to a significantly greater increase in merchandise inventory in fiscal 1996 than in fiscal 1995, and to the increase in the net loss.

         Capital expenditures in the first nine months of fiscal 1996, which totaled $7,166,000, related primarily to leasehold improvements and fixtures for 72 new stores opened during the period, and stores under construction at October 28, 1995. The Company plans to spend approximately $1,600,000 on capital expenditures during the remainder of the fiscal year, primarily for leasehold improvements and fixtures for new stores. As of December 6, 1995, the Company had 819 stores open and 2 under construction.

         The Company believes that internally generated funds and the availability of funds under the New Credit Agreement will permit it to finance planned store openings, working capital increases and other miscellaneous capital expenditures, and to make scheduled principal and interest payments on its outstanding debt, through at least the end of fiscal 1996.

Effects of the Business Combination

         The business combination has had a positive effect on the Company's results of operations in the second and third quarters of fiscal 1996. General and administrative expenses as a percentage of sales have decreased in part as a result of consolidating certain functions. The Company believes that the combined resources and experience of Babbage's and Software will enable it to continue to identify operating efficiencies and implement cost saving strategies, resulting in additional positive effects on its results of operations and financial position. Purchasing should continue to improve as a result of the continuing integration of the best practices of both Babbage's and Software, and the combined company should be in a better position to negotiate more favorable terms and conditions with suppliers. Alternative merchandising formats will be explored to identify better ways to distribute products and provide services. As of October 28, 1995, approximately $11,666,000 of the total costs of $14,961,000 related to the business combination had been expended. The balance of such costs, consisting primarily of severance costs and costs related to the elimination of duplicate facilities and related equipment, will require cash outlays during the remainder of fiscal 1996.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed as part of this report:

Number                             Document

10.5 Commercial Lease Agreement dated as of October 19, 1995 between MEPC Quorum Properties II Inc., as Landlord, and NeoStar Retail Group, Inc. as Tenant

10.6            Summary of Fiscal 1996 Management Bonus Plan

27.1            Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 6, 1995                         NEOSTAR RETAIL GROUP, INC.





                                                By:   /s/ OPAL P. FERRARO
                                                      ------------------------
                                                      Opal P. Ferraro,
                                                      Chief Financial Officer,
                                                      Secretary and Treasurer
                                                      (Principal Financial and
                                                      Accounting Officer)

                               INDEX TO EXHIBITS


 Number                                Document
 ------                                --------

 10.5 Commercial Lease Agreement dated as of October 19, 1995 between MEPC Quorum Properties II Inc., as Landlord, and NeoStar Retail Group, Inc. as Tenant

 10.6         Summary of Fiscal 1996 Management Bonus Plan


 27.1         Financial Data Schedule