Form 10-Q
period 1996-05-04
NEOSTAR RETAIL GROUP INC
filed 1996-06-18
CIK 932790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 4, 1996,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


COMMISSION FILE NUMBER  0-25272


                           NEOSTAR RETAIL GROUP, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                            75-2559376
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2250 WILLIAM D. TATE AVENUE, GRAPEVINE, TEXAS                        76051
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:               (817) 424-2000

Former address:                    10741 KING WILLIAM DRIVE, DALLAS, TEXAS 75220

Former name and former fiscal year,
if changed since last report:                                               NONE

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

Title of each class of common stock:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE


Number of shares of Common Stock outstanding as of the close of business on June 17, 1996:

                                   14,988,397

                         PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements.

                         Index to Financial Statements

                                                                          Page
                                                                          ----
Consolidated Balance Sheets at May 4, 1996
    and February 3, 1996 (unaudited).....................................   3

Consolidated Statements of Operations for the three months
    ended May 4, 1996 and April 29, 1995 (unaudited).....................   4

Consolidated Statements of Cash Flows for the three months
    ended May 4, 1996 and April 29, 1995 (unaudited).....................   5

Notes to Consolidated Financial Statements...............................   6

                           NEOSTAR RETAIL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (unaudited)



                                                     May 4,          February 3,
                                                      1996              1996
                                                   -----------      ------------
ASSETS

Current assets:
     Cash and cash equivalents                     $     1,383      $      5,186
     Accounts receivable                                 1,484             1,650
     Merchandise inventory                             123,512           142,142
     Income taxes receivable                             1,654             1,654
     Deferred tax assets                                10,515             4,998
     Prepaids and other                                  7,393             2,540
                                                   -----------      ------------
         Total current assets                          145,941           158,170

Property and equipment, at cost, net of
     accumulated depreciation and amortization          63,178            64,149
Other assets                                             4,185             4,187
                                                   -----------      ------------
                                                   $   213,304      $    226,506
                                                   ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Notes payable                                 $    36,500      $          -
     Accounts payable                                   67,035           106,045
     Current maturities of long-term debt                4,000             4,000
     Accrued liabilities                                14,983            16,419
                                                   -----------      ------------
         Total current liabilities                     122,518           126,464

Long-term debt                                          11,000            12,000
Deferred credits                                         4,192             4,128
Stockholders' equity:
     Preferred stock, $.01 par value;
         1,000,000 shares authorized; none issued            -                 -
     Common stock, $.01 par value;
         50,000,000 shares authorized;
         shares issued and outstanding:
         May 4, 1996 - 14,938,397
         February 3, 1996 - 14,938,397                     149               149
     Additional paid-in capital                         70,492            70,492
     Retained earnings                                   4,953            13,273
                                                   -----------      ------------
         Total stockholders' equity                     75,594            83,914
                                                   -----------      ------------
                                                   $   213,304      $    226,506
                                                   ===========      ============


See accompanying notes.

                           NEOSTAR RETAIL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                        Three months ended
                                                   ----------------------------
                                                      May 4,        April 29,
                                                       1996            1995
                                                   -----------     ------------
Net sales                                          $    97,847     $     98,117
Cost of sales                                           75,476           70,050
                                                   -----------     ------------
Gross profit                                            22,371           28,067

Store operating expenses                                30,385           28,875
General and administrative expenses                      4,515            4,404
Store closing expense                                      200              301
                                                   -----------     ------------
Operating loss                                         (12,729)          (5,513)

Net interest expense                                    (1,021)            (335)
                                                   -----------     ------------
Loss before income taxes                               (13,750)          (5,848)

Income tax benefit                                      (5,430)          (2,254)
                                                   -----------     ------------
Net loss                                           $    (8,320)    $     (3,594)
                                                   ===========     ============

Net loss per share                                 $      (.56)    $       (.24)
                                                   ===========     ============

Weighted average shares outstanding                     14,938           14,736
                                                   ===========     ============





See accompanying notes.

                           NEOSTAR RETAIL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                             Three months ended
                                                        ----------------------------
                                                            May 4,       April 29,
                                                            1996           1995
                                                        ------------    ------------
Cash flows from operating activities:
   Net loss                                             $     (8,320)   $     (3,594)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                            3,325           3,057
      Loss on disposition of property and equipment               30              27
      Changes in operating assets and liabilities:
        Accounts receivable                                      166             729
        Merchandise inventory                                 18,630          (7,882)
        Income taxes receivable or payable                         -          (3,093)
        Deferred tax assets                                   (5,517)         (2,254)
        Prepaids and other                                    (4,734)           (229)
        Other assets                                               -               4
        Accounts payable                                     (39,010)         (4,423)
        Accrued liabilities                                   (1,436)         (3,269)
        Deferred credits                                          64             148
                                                        ------------    ------------
           Total adjustments                                 (28,482)        (17,185)
                                                        ------------    ------------
             Net cash used in operating activities           (36,802)        (20,779)
Cash flows from investing activities:
   Acquisitions of property and equipment                     (2,527)         (2,061)
   Proceeds from sales of property and equipment                  26               5
                                                        ------------    ------------
             Net cash used in investing activities            (2,501)         (2,056)
Cash flows from financing activities:
   Borrowings under credit facility with banks                53,500          16,050
   Repayments of borrowings
      under credit facility with banks                       (17,000)         (4,850)
   Repayment of principal of long-term debt                   (1,000)         (1,000)
   Proceeds from issuance of common stock
      upon exercise of stock options                               -             195
                                                        ------------    ------------
             Net cash provided by financing activities        35,500          10,395
                                                        ------------    ------------
Net decrease in cash and cash equivalents                     (3,803)        (12,440)
Cash and cash equivalents at beginning of period               5,186          19,580
                                                        ------------    ------------
Cash and cash equivalents at end of period              $      1,383    $      7,140
                                                        ============    ============
Supplemental cash flow information:
   Income taxes paid                                    $         38    $      3,115
                                                        ============    ============
   Interest paid                                        $        681    $        434
                                                        ============    ============





See accompanying notes.

                           NEOSTAR RETAIL GROUP, INC.

                   Notes to Consolidated Financial Statements
                                  (unaudited)


1.  Basis of Presentation, Organization and Business

    NeoStar Retail Group, Inc. (the "Company") was incorporated to serve as the holding company for the business combination of Babbage's, Inc. ("Babbage's") and Software Etc. Stores, Inc. ("Software"). The business combination was completed on December 16, 1994, and was accounted for as a pooling of interests. Babbage's and Software became wholly-owned subsidiaries of the Company. The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All references herein to fiscal 1997 and 1996 relate to the fiscal years ending February 1, 1997 and February 3, 1996, respectively.

    Babbage's and Software operate consumer software specialty retail stores. The Company operated 836 and 722 retail locations at May 4, 1996 and April 29, 1995, respectively.

    Certain fiscal 1996 amounts have been reclassified to conform to fiscal 1997 presentation.

2.  Unaudited Interim Consolidated Financial Statements

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of May 4, 1996 and the results of its operations and cash flows for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

    The results of operations for the three months ended May 4, 1996 are not necessarily indicative of results to be expected for the full year due to the seasonality of the Company's business.

3.  Financing Arrangements

    The Company has a credit agreement with a bank which provides for a $20,000,000 term commitment (the "Commitment"). The Commitment has a maturity date of December 14, 1997, and as amended, requires that the borrowings thereunder be secured by all of the Company's merchandise inventory and receivables from the sale of inventory. The terms of the Commitment require quarterly payments which commenced March 31, 1995, consisting of $1,000,000 in principal plus accrued and unpaid interest. The remaining principal balance and all accrued and unpaid interest will be due upon maturity. Amounts borrowed pursuant to the Commitment bear interest at the bank's prime interest rate plus .25 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option.

                           NEOSTAR RETAIL GROUP, INC.

                   Notes to Consolidated Financial Statements
                                  (unaudited)
                                  (continued)


3.  Financing Arrangements (continued)

    On August 28, 1995 the Company entered into a new credit agreement with a group of banks (the "New Credit Agreement") which provides for a $70,000,000 revolving line of credit secured by all of the Company's merchandise inventory and receivables from the sale of inventory. Amounts borrowed bear interest at the lead bank's prime interest rate plus .5 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option. The maturity date of any advances is August 25, 1996. Advances under the New Credit Agreement have been generally limited to 45 percent of eligible inventory, less amounts outstanding under the Commitment and outstanding obligations under issued letters of credit. Pursuant to a recent amendment, the New Credit Agreement increased the 45 percent advance rate to 50 percent at times when the Company's inventory is less than $120,000,000.

    The Company is currently engaged in discussions with its banks concerning an extension of the term of the New Credit Agreement and certain modifications of the terms thereof in order to increase the availability of amounts which may be borrowed thereunder. The Company is also considering the proposal of another lender to provide a credit facility which, if agreed upon, would replace the credit facilities provided under the Commitment and the New Credit Agreement and would provide greater availability of borrowings than currently provided under the New Credit Agreement. Although no assurance to such effect can be made, management believes that an agreement with the banks will be reached or that a replacement credit facility will be obtained. If the Company is unable to reach such an agreement with the banks or obtain a replacement credit facility, a material adverse effect on the Company's liquidity and financial position would likely result. Management will also pursue and consider other forms of financing for the Company.

4.  Income Taxes

    The Company uses the liability method of accounting for income taxes.
Under the liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. Currently the Company's deferred tax assets are not adjusted by a valuation allowance. However, if the Company continues to incur significant losses before income taxes, the likelihood of realization of the net deferred tax assets may decrease, and their carrying amounts may be adjusted by a valuation allowance.

5.  Subsequent Event

    On May 23, 1996 the Company announced a realignment of its store management organization whereby it combined its three retail concepts, each of which had been operating with a separate field management structure, into one unified organization headed by the new position of Executive Vice President-Store Operations. As a result, the Company expects to incur approximately $2,600,000 in severance and related expenses which will be charged to operations in the second quarter of fiscal 1997.

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Results of Operations

         NeoStar Retail Group, Inc. (the "Company") was incorporated to serve as the holding company for the business combination of Babbage's, Inc. ("Babbage's") and Software Etc. Stores, Inc. ("Software"). The business combination was completed on December 16, 1994 and was accounted for as a pooling of interests. All references herein to fiscal 1997, 1996 and 1995 relate to the fiscal years ending February 1, 1997, February 3, 1996 and January 28, 1995, respectively. The following table sets forth, for the periods indicated, certain items from the Company's statements of operations as a percentage of net sales:

                                                         Three months ended
                                                   -----------------------------
                                                     May 4,           April 29,
                                                      1996              1995
                                                   -----------       -----------
Net sales                                            100.0   %         100.0   %
Cost of sales                                         77.1              71.4
                                                   -----------       -----------
Gross profit                                          22.9              28.6
Store operating expenses                              31.1              29.4
General and administrative expenses                    4.6               4.5
Store closing expense                                  0.2               0.3
                                                   -----------       -----------
Operating loss                                       (13.0)  %          (5.6)  %
                                                   ===========       ===========




Three Months Ended May 4, 1996 Compared to Three Months Ended April 29, 1995

         Net sales decreased by $270,000, or .3 percent, in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. This decrease resulted from a decrease in comparable store sales of nine percent, partially offset by the net addition of 114 new stores. The decrease in comparable store sales was due to a substantial decline in comparable store sales of personal computer software and related accessories. The Company believes that this decline resulted primarily from growth in retail capacity that was substantially in excess of growth in the market. The decrease in comparable store sales of personal computer software and related accessories was partially offset by a significant increase in comparable store sales of video game systems, software for these systems and related accessories. Sales of the 32-bit Sony PlayStation and Sega Saturn systems and related software and accessories more than offset the continuing decline in comparable store sales of 16-bit video game systems and software.

         Cost of sales as a percentage of sales increased to 77.1 percent in the first quarter of fiscal 1997 from 71.4 percent in the first quarter of fiscal 1996. This increase was primarily due to an inventory clearance sale beginning in late March, a change in the Company's policy for pricing newly released personal computer software titles and a higher percentage of sales from video game systems, which have lower gross margins than other components of the Company's sales mix. In addition, video game systems had lower gross margins in the first quarter of fiscal 1997 than in the same period last year.

Store operating expenses are generally fixed, and only a small portion vary with sales. When average sales per store increase, store operating expenses do not increase significantly, and as a result, store operating expenses decrease as a percentage of sales. Conversely, a decrease in average sales per store results in an increase in store operating expenses as a percentage of sales. Average quarterly sales per store decreased 13 percent compared to the first quarter of fiscal 1996, resulting in an increase in store operating expenses as a percentage of sales.

         General and administrative expenses, many of which are fixed on a per store basis, increased as a percentage of sales due to the decline in average quarterly sales per store, partially offset by certain economies of scale resulting from the addition of new stores and productivity gains in the Company's management and administration.

         Operating loss for the first quarter of fiscal 1997 was $12,729,000 compared to $5,513,000 for the first quarter of fiscal 1996. The increase of $7,216,000 was primarily due to the increases in cost of sales and store operating expenses as a percentage of sales.

         The Company uses the liability method of accounting for income taxes. Under the liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. Currently the Company's deferred tax assets are not adjusted by a valuation allowance. However, if the Company continues to incur significant losses before income taxes, the likelihood of realization of the net deferred tax assets may decrease, and their carrying amounts may be adjusted by a valuation allowance.

Seasonality and Quarterly Fluctuations

         The Company's business, like that of many retailers, is highly seasonal, with its stores generating a significant portion of their annual sales during the fourth quarter due to the importance of the Christmas selling season. In addition, sales in any fiscal quarter may fluctuate due to periods of high demand following the release of popular software or video game products. Average sales per store from period to period are also affected by the number of stores opened during each period, since sales at newly opened stores, which are still in the early stages of building customer awareness, are typically lower than sales of more mature stores. The following table sets forth, for the last nine fiscal quarters, the number of stores open the entire quarter and the average net sales in each quarter for those stores:

                      Number of Stores
                     Open Entire Quarter         Average Quarterly Sales per Store
                 ----------------------------    ----------------------------------
Fiscal Quarter     1997      1996      1995        1997         1996         1995
- -------------    --------  --------  --------    --------     --------     --------
First               812      708       626       $119,371     $137,731     $176,826
Second                       713       644                     127,482      136,241
Third                        735       669                     155,266      149,397
Fourth                       769       690                     262,183      283,715

         The Company closed five stores in the first quarter of fiscal 1997 and three stores in the first quarter of fiscal 1996.

         Largely due to the seasonal concentration of sales in the fourth quarter, the Company believes annual profitability will be heavily dependent on fourth quarter results. The following table sets forth certain information with respect to the Company's net sales and operating income (loss) for the last nine fiscal quarters (in thousands):

                                                        Fiscal Quarter
                                    -------------------------------------------------
Fiscal Year                           First        Second        Third       Fourth
- -----------                         ---------    ----------    ---------   ----------
   1997  Net sales                  $ 97,847     $      -      $      -     $      -
         Operating income (loss)     (12,729)           -             -            -
   1996  Net sales                    98,117       91,957       115,298      208,176

         Operating income (loss)      (5,513)      (8,853)       (4,902)      22,561
   1995  Net sales                   111,635       89,472       102,019      200,530
         Operating income (loss)        (187)      (6,814)       (2,323)       3,058


         Operating income for the fourth quarter of fiscal 1995 was reduced by $14,961,000 due to costs incurred in connection with the business combination of Babbage's and Software.

Liquidity and Capital Resources

         Net cash used in operating activities was $36,802,000 and $20,779,000 for the first quarter of fiscal 1997 and fiscal 1996, respectively. The increase was primarily due to a larger decrease in accounts payable and an increase in the net loss in fiscal 1997 compared to fiscal 1996, offset by a decrease in merchandise inventory in fiscal 1997 compared to an increase in merchandise inventory in fiscal 1996.

         Capital expenditures in the first quarter of fiscal 1997, which totaled $2,527,000, related primarily to leasehold improvements and fixtures for 24 new stores opened during the period and stores under construction at May 4, 1996, and to equipment for the Company's new distribution center. The Company plans to spend approximately $3,000,000 on capital expenditures during the remainder of the fiscal year, primarily for leasehold improvements and fixtures for new stores, and for leasehold improvements for its new corporate headquarters and distribution center. In addition, the Company plans to lease approximately $6,000,000 of equipment for its new distribution center, although other forms of financing for the equipment may also be considered. As of June 17, 1996, the Company had 843 stores open and six under construction.

         The Company has a credit agreement with a bank which provides for a $20,000,000 term commitment (the "Commitment"). The Commitment has a maturity date of December 14, 1997, and as amended, requires that the borrowings thereunder be secured by all of the Company's merchandise inventory and receivables from the sale of inventory. The terms of the Commitment require quarterly payments which commenced March 31, 1995, consisting of $1,000,000 in principal plus accrued and unpaid interest. The remaining principal balance and all accrued and unpaid interest will be due upon maturity. Amounts borrowed pursuant to the Commitment bear interest at the bank's prime interest rate plus
 .25 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option.

         On August 28, 1995 the Company entered into a new credit agreement with a group of banks (the "New Credit Agreement") which provides for a $70,000,000 revolving line of credit secured by all of the Company's merchandise inventory and receivables from the sale of inventory. Amounts borrowed bear interest at the lead bank's prime interest rate plus .5 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option. The maturity date of any advances is August 25, 1996. Advances under the New Credit Agreement have been generally limited to 45 percent of eligible inventory, less amounts outstanding under the Commitment and outstanding obligations under issued letters of credit. Pursuant to a recent amendment, the New Credit Agreement increased the 45 percent advance rate to 50 percent at times when the Company's inventory is less than $120,000,000.

         The Company is currently engaged in discussions with its banks concerning an extension of the term of the New Credit Agreement and certain modifications of the terms thereof in order to increase the availability of amounts which may be borrowed thereunder. The Company is also considering the proposal of another lender to provide a credit facility which, if agreed upon, would replace the credit facilities provided under the Commitment and the New Credit Agreement and would provide greater availability of borrowings than currently provided under the New Credit Agreement. Although no assurance to such effect can be made, management believes that an agreement with the banks will be reached or that a replacement credit facility will be obtained. If the Company is unable to reach such an agreement with the banks or obtain a replacement credit facility, a material adverse effect on the Company's liquidity and financial position would likely result. Management will also pursue and consider other forms of financing for the Company.

         On May 23, 1996 the Company announced a realignment of its store management organization whereby it combined its three retail concepts, each of which had been operating with a separate field management structure, into one unified organization headed by the new position of Executive Vice President-Store Operations. As a result, the Company expects to incur approximately $2,600,000 in severance and related expenses which will be charged to operations in the second quarter of fiscal 1997. The Company anticipates that the majority of these expenses will also be expended in the second quarter of fiscal 1997.

         The Company believes that internally generated funds, trade credit, funds currently available under the New Credit Agreement, funds expected to be available under the planned extension and modification of the New Credit Agreement or under a replacement credit facility, and the financing of the equipment for its new distribution center will permit it to finance its planned store openings, other capital expenditures and working capital requirements, and to make scheduled principal and interest payments on outstanding debt, through at least the end of fiscal 1997.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed as part of this report:

Number                            Document
- ------                            --------
 10.1        NeoStar Retail Group, Inc. 1996 Senior Executive Stock Option Plan

 10.2 Fifth Amendment to Amended and Restated Credit Agreement dated as of April 30, 1996 by and among the Registrant, the lenders from time to time thereto and NationsBank of Texas, N.A. as Administrative Lender

 10.3        Second Amendment to $70,000,000 Credit Agreement dated as of April
             30, 1996 by and among Babbage's, Inc., Software Etc. Stores, Inc.,
             Certain  Lenders, and NationsBank of Texas, N.A., as
             Administrative Lender

 10.4        Third Amendment to $70,000,000 Credit Agreement dated as of June
             14, 1996 by and among Babbage's, Inc., Software Etc. Stores, Inc.,
             Certain  Lenders, and NationsBank of Texas, N.A., as
             Administrative Lender

 10.5        Employment Agreement dated as of May 23, 1996 between NeoStar
             Retail Group, Inc. and Alan C. Bush

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

Date:  June 17, 1996                    NEOSTAR RETAIL GROUP, INC.





                                        By:   /s/ OPAL P. FERRARO
                                           -------------------------------------
                                              Opal P. Ferraro,
                                              Chief Financial Officer,
                                              Secretary and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                   INDEX TO EXHIBITS


Number                            Document
- ------                            --------
10.1      NeoStar Retail Group, Inc. 1996 Senior Executive Stock Option Plan

10.2      Fifth Amendment to Amended and Restated Credit Agreement dated as of
          April 30, 1996 by and among the Registrant, the lenders from time to time thereto and NationsBank of Texas, N.A. as Administrative Lender

10.3      Second Amendment to $70,000,000 Credit Agreement dated as of April
          30, 1996 by and among Babbage's, Inc., Software Etc. Stores, Inc.,
          Certain Lenders, and NationsBank of Texas, N.A., as Administrative
          Lender

10.4      Third Amendment to $70,000,000 Credit Agreement dated as of June 14,
          1996 by and among Babbage's, Inc., Software Etc. Stores, Inc.,
          Certain Lenders, and NationsBank of Texas, N.A., as Administrative
          Lender

10.5      Employment Agreement dated as of May 23, 1996 between NeoStar Retail
          Group, Inc. and Alan C. Bush

27.1      Financial Data Schedule