Form 10-Q
period 1996-08-03
NEOSTAR RETAIL GROUP INC
filed 1996-08-29
CIK 932790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996,

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO        .
                                                             ------    -------


COMMISSION FILE NUMBER  0-25272


                           NEOSTAR RETAIL GROUP, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                              75-2559376
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


2250 WILLIAM D. TATE AVENUE, GRAPEVINE, TEXAS                           76051
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (817) 424-2000


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


Title of each class of common stock:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE


Number of shares of Common Stock outstanding as of the close of business on August 26, 1996:

                                   14,996,647

                         PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements.

                         Index to Financial Statements

                                                                                                                      Page
                                                                                                                      ----
Consolidated Balance Sheets at August 3, 1996
    and February 3, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

Consolidated Statements of Operations for the three and six months
    ended August 3, 1996 and July 29, 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

Consolidated Statements of Cash Flows for the six months
    ended August 3, 1996 and July 29, 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

                          NEOSTAR RETAIL GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                 (unaudited)


                                                                             August 3,              February 3,
                                                                               1996                    1996
                                                                           ------------             -----------
ASSETS

Current assets:
    Cash and cash equivalents                                              $        536             $     5,186
    Accounts receivable                                                             748                   1,650
    Merchandise inventory                                                        85,187                 142,142
    Income taxes receivable                                                       1,654                   1,654
    Deferred tax assets, net of valuation allowance                              17,212                   4,998
    Prepaids and other                                                            3,113                   2,540
                                                                           ------------             -----------
        Total current assets                                                    108,450                 158,170

Property and equipment, at cost, net of
    accumulated depreciation and amortization                                    63,416                  64,149
Other assets                                                                      4,187                   4,187
                                                                           ------------             -----------
                                                                           $    176,053             $   226,506
                                                                           ============             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                                                 $     23,696             $         -
    Accounts payable                                                             63,679                 106,045
    Current maturities of long-term debt                                         14,000                   4,000
    Accrued liabilities                                                          16,224                  16,419
                                                                           ------------             -----------
        Total current liabilities                                               117,599                 126,464

Long-term debt                                                                        -                  12,000
Deferred credits                                                                  4,335                   4,128
Stockholders' equity:
    Preferred stock, $.01 par value;
        1,000,000 shares authorized; none issued                                      -                       -
    Common stock, $.01 par value;
        50,000,000 shares authorized;
        shares issued and outstanding:
        August 3, 1996 - 14,996,647
        February 3, 1996 - 14,938,397                                               150                     149
    Additional paid-in capital                                                   70,519                  70,492
    Retained earnings (deficit)                                                 (16,550)                 13,273
                                                                           ------------             -----------
        Total stockholders' equity                                               54,119                  83,914
                                                                           ------------             -----------
                                                                           $    176,053             $   226,506
                                                                           ============             ===========

See accompanying notes.

                          NEOSTAR RETAIL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except per
                                share amounts)
                                 (unaudited)


                                               Three months ended                        Six months ended
                                         ------------------------------           ------------------------------
                                          August 3,           July 29,             August 3,           July 29,
                                            1996                1995                 1996                1995
                                         -----------         ----------           -----------         ----------
Net sales                                $    75,188         $   91,957           $   173,035         $  190,074
Cost of sales                                 59,572             67,368               135,048            137,418
                                         -----------         ----------           -----------         ----------
Gross profit                                  15,616             24,589                37,987             52,656

Store operating expenses                      32,569             28,627                62,954             57,502
General and administrative
    expenses                                   4,619              4,528                 9,134              8,932
Termination costs                              2,600                  -                 2,600                  -
Sale of leased department
    assets                                     2,735                  -                 2,735                  -
Store closing expense                            201                287                   401                588
                                         -----------         ----------           -----------         ----------
Operating loss                               (27,108)            (8,853)              (39,837)           (14,366)

Net interest expense                          (1,039)              (608)               (2,060)              (943)
                                         -----------         ----------           -----------         ----------
Loss before income taxes                     (28,147)            (9,461)              (41,897)           (15,309)

Income tax benefit                            (6,644)            (3,793)              (12,074)            (6,047)
                                         -----------         ----------           -----------         ----------
Net loss                                 $   (21,503)        $   (5,668)          $   (29,823)        $   (9,262)
                                         ===========         ==========           ===========         ==========
Net loss per share                       $     (1.44)        $     (.38)          $     (2.00)        $     (.63)
                                         ===========         ==========           ===========         ==========

Weighted average shares
    outstanding                               14,972             14,764                14,947             14,750
                                         ===========         ==========           ===========         ==========





See accompanying notes.

                          NEOSTAR RETAIL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                     Six months ended
                                                                           ------------------------------------
                                                                             August 3,                July 29,
                                                                               1996                     1995
                                                                           ------------             -----------
Cash flows from operating activities:
   Net loss                                                                $    (29,823)            $    (9,262)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                                                6,717                   6,096
     Loss on sale of leased department assets                                     2,735                       -
     Loss on disposition of property and equipment                                  161                     248
     Changes in operating assets and liabilities:
        Accounts receivable                                                         902                     526
        Merchandise inventory                                                    47,761                    (861)
        Income taxes receivable or payable                                            -                  (3,470)
        Deferred tax assets                                                     (12,214)                 (6,047)
        Prepaids and other                                                         (266)                   (591)
        Other assets                                                                  -                      10
        Accounts payable                                                        (45,393)                (21,068)
        Accrued liabilities                                                        (385)                 (2,661)
        Deferred credits                                                            207                     202
                                                                           ------------             -----------
          Total adjustments                                                         225                 (27,616)
                                                                           ------------             -----------
             Net cash used in operating activities                              (29,598)                (36,878)
Cash flows from investing activities:
   Acquisitions of property and equipment                                        (5,802)                 (4,818)
   Proceeds from sale of leased department assets                                 9,000                       -
   Proceeds from sales of property and equipment                                     26                       5
                                                                           ------------             -----------
             Net cash provided by (used in)
               investing activities                                               3,224                  (4,813)
Cash flows from financing activities:
   Borrowings under credit facility with banks                                   75,900                  65,200
   Repayments of borrowings
     under credit facility with banks                                           (52,204)                (40,800)
   Repayments of principal of long-term debt                                     (2,000)                 (2,000)
   Proceeds from issuance of common stock
     upon exercise of stock options                                                  28                     521
                                                                           ------------             -----------
             Net cash provided by financing activities                           21,724                  22,921
                                                                           ------------             -----------
Net decrease in cash and cash equivalents                                        (4,650)                (18,770)
Cash and cash equivalents at beginning of period                                  5,186                  19,580
                                                                           ------------             -----------
Cash and cash equivalents at end of period                                 $        536             $       810
                                                                           ============             ===========
Supplemental cash flow information:
   Income taxes paid                                                       $         80             $     3,350
                                                                           ============             ===========
   Interest paid                                                           $      1,849             $       958
                                                                           ============             ===========

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

    Babbage's and Software operate consumer software specialty retail stores. During the second quarter of fiscal 1997, the Company entered into a new agreement with Barnes & Noble, Inc. ("Barnes & Noble") regarding certain stores which the Company had been operating within Barnes & Noble stores. Under the terms of the new agreement, effective as of the close of business on August 3, 1996, Barnes & Noble integrated 136 stores into its own operations, and as part of the transaction, purchased certain related inventory and fixed assets from the Company for approximately $9,000,000. As a result of this transaction, the Company incurred a non-cash charge of $2,735,000 which is reflected in the accompanying statements of operations for the three and six months ended August 3, 1996. The Company operated 712 and 736 retail locations at August 3, 1996 and July 29, 1995, respectively.

    During the second quarter of fiscal 1997, the Company also realigned its store management organization by combining its retail concepts, each of which had been operating with a separate field management structure, into one unified organization headed by the new position of Executive Vice President-Store Operations. As a result, the Company incurred $2,600,000 in severance and related expenses which are reflected in the accompanying statements of operations for the three and six months ended August 3, 1996.

    Certain fiscal 1996 amounts have been reclassified to conform to fiscal 1997 presentation.

2.  Unaudited Interim Consolidated Financial Statements

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of August 3, 1996 and the results of its operations and cash flows for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

    The results of operations for the six months ended August 3, 1996 are not necessarily indicative of results to be expected for the full year due to the seasonality of the Company's business.

                           NEOSTAR RETAIL GROUP, INC.

                   Notes to Consolidated Financial Statements
                                  (unaudited)
                                  (continued)


3.  Financing Arrangements

    The Company has a credit agreement with a bank which provides for a $20,000,000 term commitment (the "Commitment"), and as amended, requires that the borrowings thereunder be secured by all of the Company's merchandise inventory and receivables from the sale of inventory. The terms of the Commitment require quarterly payments which commenced March 31, 1995, consisting of $1,000,000 in principal plus accrued and unpaid interest. The remaining principal balance and all accrued and unpaid interest will be due upon maturity. In connection with the amendment of the New Credit Agreement (as hereinafter defined), on July 29, 1996 the Commitment was amended, changing the maturity date from December 14, 1997 to February 21, 1997. Prior to this amendment amounts borrowed pursuant to the Commitment bore interest at the bank's prime interest rate plus .25 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option. As a result of the amendment, until October 31, 1996, amounts borrowed bear interest at the bank's prime interest rate plus one percent and thereafter at the bank's prime interest rate plus 1.25 percent.

    On August 28, 1995 the Company entered into a new credit agreement with a group of banks (the "New Credit Agreement") which initially provided for a $70,000,000 revolving line of credit secured by all of the Company's merchandise inventory and receivables from the sale of inventory. Amounts borrowed bore interest at the lead bank's prime interest rate plus .5 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option. On July 29, 1996 the New Credit Agreement was amended, reducing the aggregate amount of the credit facility from $70,000,000 to $55,000,000 and extending the maturity date of any advances from August 25, 1996 to February 21, 1997. Amounts borrowed will bear interest at the higher of the Federal Fund Rate plus .5 percent or the lead bank's prime interest rate plus one percent prior to October 31, 1996 and plus 1.25 percent thereafter. Advances under the New Credit Agreement are generally limited to a certain percentage of eligible inventory, less amounts outstanding under the Commitment and outstanding obligations under issued letters of credit. The advance rate through November 15, 1996 is 60 percent of eligible inventory, and reduces periodically and incrementally thereafter to 30 percent of eligible inventory at December 16, 1996. The Company has also agreed that there shall be no advances outstanding under the New Credit Agreement during the period between December 27, 1996 and the maturity date unless such obligation is waived by the banks.

    The Company needs additional debt or equity financing to meet its working capital demands. The Company is negotiating with another lender to provide a credit facility which, if agreed upon, would replace the credit facilities provided under the Commitment and the New Credit Agreement. The proposed replacement credit facility would provide an increase in total availability and would have more flexible financial covenants than currently provided under the New Credit Agreement. Under the proposal, the Company would need to obtain additional equity financing or debt subordinated to the funds under the proposed credit facility. The Company is negotiating with a second lender to provide such subordinated debt. Management is also pursuing and considering other forms of financing for the Company. The Company can make no assurance that the replacement credit or subordinated debt facilities, or other debt or equity financing, will be obtained. The failure of the Company to obtain additional funds, whether through debt or equity financing, would have a material adverse effect on the Company's liquidity, results of operations and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

                          NEOSTAR RETAIL GROUP, INC.

                  Notes to Consolidated Financial Statements
                                 (unaudited)
                                 (continued)


4.  Income Taxes

    The Company uses the liability method of accounting for income taxes.
Under the liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. During the second quarter of fiscal 1997 the Company established a valuation allowance of approximately $4,500,000 related to net operating loss carryforwards. Based on current estimates of future taxable income, the Company cannot presently determine that the future tax benefits of such carryforwards are more likely than not to be realized.

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

                                                    Three months ended                      Six months ended
                                               -----------------------------          ----------------------------
                                               August 3,           July 29,           August 3,           July 29,
                                                  1996               1995                1996               1995
                                               ---------          ---------           ---------          ---------
Net sales                                      100.0%             100.0%              100.0%             100.0%
Cost of sales                                   79.2               73.3                78.0               72.3
                                               -----              -----               -----              -----
Gross profit                                    20.8               26.7                22.0               27.7
Store operating expenses                        43.3               31.1                36.4               30.3
General and administrative
    expenses                                     6.1                4.9                 5.3                4.7
Termination costs                                3.5                  -                 1.5                  -
Sale of leased department
    assets                                       3.6                  -                 1.6                  -
Store closing expense                            0.3                0.3                 0.2                0.3
                                               -----              -----               -----              -----
Operating loss                                 (36.0)%             (9.6)%             (23.0)%             (7.6)%
                                               =====              =====               =====              =====



Three Months Ended August 3, 1996 Compared to Three Months Ended July 29, 1995

         Net sales decreased by $16,769,000, or 18 percent, in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. This decrease resulted from a decrease in comparable store sales of 25 percent, partially offset by the net addition of 112 new stores (prior to the transfer of 136 stores to Barnes & Noble, Inc. ("Barnes & Noble") effective August 3,
1996). The decrease in comparable store sales was primarily due to a substantial decline in comparable store sales of personal computer software and related accessories. Comparable store sales of video game systems and related software and accessories also declined in the second quarter of fiscal 1997. Sales of the 32-bit Sony PlayStation and Sega Saturn systems and software and accessories for these systems did not offset the continuing decline in comparable store sales of 16-bit video game systems and software during the quarter. The Company believes that the growth in the retail capacity for personal computer software and related accessories has been substantially in excess of the growth in this market. The Company believes that this factor, coupled with the increased competition from the mass merchandisers and computer superstores, has had an adverse impact on the Company's sales. Additionally, during the latter part of the second quarter of fiscal 1997, vendor concerns about the liquidity of the Company made it difficult to maintain desired inventory levels of some items, and the Company believes this has contributed to the substantial decline in comparable store sales.

         Comparable store sales decreased nine percent in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 and, although the third quarter of fiscal 1997 has only recently begun, the Company's sales at the beginning of the third quarter indicate a continuing decline in comparable store sales.

         Cost of sales as a percentage of sales increased to 79.2 percent in the second quarter of fiscal 1997 from 73.3 percent in the second quarter of fiscal 1996. This increase was primarily due to a change in the Company's policy for pricing newly released personal computer software titles in response to increased competition and to the fact that video game systems had lower gross margins in the second quarter of fiscal 1997 than in the same period last year.

         Store operating expenses are generally fixed, and only a small portion vary with sales. When average sales per store increase, store operating expenses do not increase significantly, and as a result, store operating expenses decrease as a percentage of sales. Conversely, a decrease in average sales per store results in an increase in store operating expenses as a percentage of sales. Average quarterly sales per store decreased 30 percent compared to the second quarter of fiscal 1996, resulting in a significant increase in store operating expenses as a percentage of sales.

         General and administrative expenses, many of which are fixed on a per store basis, increased as a percentage of sales due to the decrease in average quarterly sales per store, partially offset by certain economies of scale resulting from the addition of new stores and productivity gains in the Company's management and administration realized from the consolidation of certain functions following the business combination.

         During the second quarter of fiscal 1997, the Company realigned its store management organization by combining its retail concepts, each of which had been operating with a separate field management structure, into one unified organization headed by the new position of Executive Vice President-Store Operations. As a result, the Company incurred $2,600,000 in severance and related expenses. The Company believes that this restructuring will result in future annual cost savings of approximately $3,000,000.

         During the second quarter of fiscal 1997, the Company entered into a new agreement with Barnes & Noble regarding certain stores which the Company had been operating within Barnes & Noble stores. Under the terms of the new agreement, effective as of the close of business on August 3, 1996, Barnes & Noble integrated 136 stores into its own operations, and as part of the transaction, purchased certain related inventory and fixed assets from the Company for approximately $9,000,000. As a result of this transaction, the Company incurred a non-cash charge of $2,735,000.

         Operating loss for the second quarter of fiscal 1997 was $27,108,000 compared to $8,853,000 for the second quarter of fiscal 1996. The increase of $18,255,000 was due to the decrease in sales, the increases in cost of sales and store operating expenses as a percentage of sales and to the termination costs and the loss on the sale of leased department assets.

         The Company uses the liability method of accounting for income taxes. Under the liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. During the second quarter of fiscal 1997 the Company established a valuation allowance of approximately $4,500,000 related to net operating loss carryforwards. Based on current estimates of future taxable income, the Company cannot presently determine that the future tax benefits of such carryforwards are more likely than not to be realized.

Six Months Ended August 3, 1996 Compared to Six Months Ended July 29, 1995

         Net sales decreased by $17,039,000, or nine percent, in the first six months of fiscal 1997 as compared to the first six months of fiscal 1996. This decrease resulted from a decrease in comparable store sales of 17 percent, partially offset by the addition of new stores. The Company believes that the growth in the retail capacity for personal computer software and related accessories has been substantially in excess of the growth in this market. The Company believes that this factor, coupled with the increased competition from the mass merchandisers and computer superstores, has had an adverse impact on the Company's sales. Additionally, during the latter part of the second quarter of fiscal 1997, vendor concerns about the liquidity of the Company made it difficult to maintain desired inventory levels of some items, and the Company believes this has contributed to the substantial decline in comparable store sales.

         Cost of sales as a percentage of sales increased to 78.0 percent in the first six months of fiscal 1997 from 72.3 percent in the first six months of fiscal 1996 primarily due to a change in the Company's policy for pricing newly released personal computer software titles in response to increased competition and to the fact that video game systems had lower gross margins in fiscal 1997 than in fiscal 1996.

         Average sales per store decreased 21 percent for the first six months of fiscal 1997 compared to the same period last year, resulting in an increase in store operating expenses as a percentage of sales.

         General and administrative expenses increased as a percentage of sales due to the decline in average sales per store for the first six months of fiscal 1997 as compared to the same period last year. This increase was partially offset by certain economies of scale resulting from the addition of new stores and productivity gains in the Company's management and administration realized from the consolidation of certain functions following the business combination.

         Operating loss for the first six months of fiscal 1997 was $39,837,000 compared to $14,366,000 for the first six months of fiscal 1996. The increase of $25,471,000 was due to the decrease in sales, the increases in cost of sales and store operating expenses as a percentage of sales and to the termination costs and the loss on the sale of leased department assets.

Seasonality and Quarterly Fluctuations

         The Company's business, like that of many retailers, is highly seasonal, with its stores generating a significant portion of their annual sales during the fourth quarter due to the importance of the Christmas selling season. In addition, sales in any fiscal quarter may fluctuate due to periods of high demand following the release of popular software or video game products. Average sales per store from period to period are also affected by the number of stores opened during each period, since sales at newly opened stores, which are still in the early stages of building customer awareness, are typically lower than sales of more mature stores. The following table sets forth, for the last ten fiscal quarters, the number of stores open the entire quarter and the average net sales in each quarter for those stores:

                                    Number of Stores
                                   Open Entire Quarter                     Average Quarterly Sales per Store
                              ----------------------------            -------------------------------------------
Fiscal Quarter                 1997        1996      1995               1997             1996              1995
- --------------                ------      ------    ------            ---------         --------         --------
First                          812        708         626             $119,371          $137,731         $176,826
Second                         836        713         644               89,356           127,482          136,241
Third                                     735         669                                155,266          149,397
Fourth                                    769         690                                262,183          283,715


         The Company closed seven stores in the first six months of fiscal 1997 and transferred 136 stores to Barnes & Noble effective August 3, 1996, and closed ten stores in the first six months of fiscal 1996.

         Largely due to the seasonal concentration of sales in the fourth quarter, the Company believes annual profitability will be heavily dependent on fourth quarter results. The following table sets forth certain information with respect to the Company's net sales and operating income (loss) for the last ten fiscal quarters (in thousands):

                                                                         Fiscal Quarter
                                                ---------------------------------------------------------------
Fiscal Year                                       First             Second            Third             Fourth
- -------------------------------                 --------           --------          --------          --------
   1997 Net sales                               $ 97,847           $ 75,188          $      -          $      -
        Operating income (loss)                  (12,729)           (27,108)                -                 -
   1996 Net sales                                 98,117             91,957           115,298           208,176
        Operating income (loss)                   (5,513)            (8,853)           (4,902)           22,561
   1995 Net sales                                111,635             89,472           102,019           200,530
        Operating income (loss)                     (187)            (6,814)           (2,323)            3,058



         Operating income for the fourth quarter of fiscal 1995 was reduced by $14,961,000 due to costs incurred in connection with the business combination of Babbage's and Software.

Liquidity and Capital Resources

         Net cash used in operating activities was $29,598,000 and $36,878,000 for the first six months of fiscal 1997 and fiscal 1996, respectively. The decrease was primarily due to a significant decrease in merchandise inventory in fiscal 1997, partially offset by the increase in the net loss and a greater decrease in accounts payable in fiscal 1997 than in fiscal 1996.

         Capital expenditures in the first six months of fiscal 1997, which totaled $5,802,000, related primarily to leasehold improvements and fixtures for 38 new stores opened during the period and stores under construction at August 3, 1996, and to the partial payment for the equipment used in the Company's new distribution center. The Company plans to spend approximately $235,000 on capital expenditures during the remainder of the fiscal year, primarily for leasehold improvements and fixtures for new stores. In addition, the Company owes $3,220,000 relating to the remaining payment due for the new distribution center equipment. The Company is pursuing financing for all or part of the cost of the equipment to be used in the new distribution center, although no assurance can be made that such financing will be obtained. As of August 26, 1996, the Company had 711 stores open and one under construction.

         The Company has a credit agreement with a bank which provides for a $20,000,000 term commitment (the "Commitment"), and as amended, requires that the borrowings thereunder be secured by all of the Company's merchandise inventory and receivables from the sale of inventory. The terms of the Commitment require quarterly payments which commenced March 31, 1995, consisting of $1,000,000 in principal plus accrued and unpaid interest. The remaining principal balance and all accrued and unpaid interest will be due upon maturity. In connection with the amendment of the New Credit Agreement (hereinafter defined), on July 29, 1996 the Commitment was amended, changing the maturity date from December 14, 1997 to February 21, 1997. Prior to this amendment amounts borrowed pursuant to the Commitment bore interest at the bank's prime interest rate plus .25 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option. As a result of the amendment, until October 31, 1996, amounts borrowed bear interest at the bank's prime interest rate plus one percent and thereafter at the bank's prime interest rate plus 1.25 percent.

         On August 28, 1995 the Company entered into a new credit agreement with a group of banks (the "New Credit Agreement") which initially provided for a $70,000,000 revolving line of credit secured by all of the Company's merchandise inventory and receivables from the sale of inventory. Amounts borrowed bore interest at the lead bank's prime interest rate plus .5 percent or at the appropriate LIBOR interest rate plus two percent, at the Company's option. On July 29, 1996 the New Credit Agreement was amended, reducing the aggregate amount of the credit facility from $70,000,000 to $55,000,000 and extending the maturity date of any advances from August 25, 1996 to February 21, 1997. Amounts borrowed will bear interest at the higher of the Federal Fund Rate plus .5 percent or the lead bank's prime interest rate plus one percent prior to October 31, 1996 and plus 1.25 percent thereafter. Advances under the New Credit Agreement are generally limited to a certain percentage of eligible inventory, less amounts outstanding under the Commitment and outstanding obligations under issued letters of credit. The advance rate through November 15, 1996 is 60 percent of eligible inventory, and reduces periodically and incrementally thereafter to 30 percent of eligible inventory at December 16, 1996. The Company has also agreed that there shall be no advances outstanding under the New Credit Agreement during the period between December 27, 1996 and the maturity date unless such obligation is waived by the banks.

         Even after the extension of the credit facility and the sale of the leased department assets, vendor concerns about the liquidity of the Company have made it difficult for the Company to maintain desired inventory levels of some items, and the Company believes this is contributing to the substantial decline in sales. In addition to other factors adversely impacting sales, the release dates of several anticipated "hit" video game titles slipped from August to September. The reduction in inventory levels and the decline in sales have had a material adverse effect on the Company's liquidity, results of operations and financial position. Under the terms of the New Credit Agreement, the lower inventory levels have resulted in a reduction in the funds available. Further, the decline in sales directly reduces the cash flow available from store operations. The Company can make no assurance that it will be able to obtain the trade credit terms from vendors which had historically been offered to the Company.

         The Company needs additional debt or equity financing to meet its working capital demands. The Company is negotiating with another lender to provide a credit facility which, if agreed upon, would replace the credit facilities provided under the Commitment and the New Credit Agreement. The proposed replacement credit facility would provide an increase in total availability and would have more flexible financial covenants than currently provided under the New Credit Agreement. Under the proposal, the Company would need to obtain additional equity financing or debt subordinated to the funds under the proposed credit facility. The Company is negotiating with a second lender to provide such subordinated debt. Management is also pursuing and considering other forms of financing for the Company. The Company can make no assurance that the replacement credit or subordinated debt facilities, or other debt or equity financing, will be obtained. The failure of the Company to obtain additional funds, whether through debt or equity financing, would have a material adverse effect on the Company's liquidity, results of operations and financial position.

         Although no assurance to such effect can be made, if the Company is able to (i) obtain the trade credit terms from vendors which had historically been offered to the Company and replenish its inventory, (ii) obtain additional funds, whether through additional debt or equity financing, and (iii) obtain financing for the equipment used in the new distribution center, the Company believes that internally generated funds, trade credit, funds currently available under the New Credit Agreement, funds that would be available under a replacement credit facility, or funds obtained through other debt or equity financings, and the financing of the equipment for its new distribution center will permit it to finance capital expenditures and working capital requirements, and to make scheduled principal and interest payments on outstanding debt, through at least the end of fiscal 1997. The failure of the Company to achieve the above would have a material adverse effect on the Company's liquidity, results of operations and financial position.

Forward-looking Statements

         Forward-looking statements in this Quarterly Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: market dynamics, availability of financing, relationships with vendors and competition. Additional information concerning those and other factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         NeoStar Retail Group, Inc. (the "Company") is involved in lawsuits with certain of its vendors regarding collection disputes:

         (a) On July 16, 1996, Ingram Micro Inc. ("Ingram") filed suit against the Company in the Superior Court of the State of California, County of Orange. Ingram has alleged damages of up to $3,919,807.17 for breach of contract, open book account and for goods sold and delivered. The Company is disputing the amounts allegedly owed to Ingram and is actively defending itself against such claim.

         (b) The Company and certain of its subsidiaries are also defendants in the following lawsuits: (i) a suit by Point Group Corporation alleging damages of $602,390; (ii) a suit by Navarre Corporation alleging damages of $905,000; (iii) a suit by Intellimedia Sports, Inc. alleging damages of $100,647.24 and (iv) a suit filed by My Software Company alleging damages of $71,435.20. The Company is disputing the amounts allegedly owed to these vendors and is actively defending itself against such claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)      Annual Meeting

         On May 30, 1996, the Company held its 1996 Annual Meeting of Stockholders (the "1996 Annual Meeting") at its corporate offices which were then located at 10741 King William Drive, Dallas, Texas.

(c)      Matters Submitted to a Vote

         The following items were voted upon at the 1996 Annual Meeting:

         (1) Election of eight directors to serve until the 1997 Annual Meeting of Stockholders;

         (2) Approval of the NeoStar Retail Group, Inc. 1996 Senior Executive Stock Option Plan; and

         (3) Approval of the appointment of independent auditors for the 1997 fiscal year.

         Following is the tabulation of votes with respect to each of the foregoing matters:

                                                                                                              Broker
                                                            For            Against          Abstain         Non-votes
                                                            ---            -------          -------         ---------
Proposal I
Election of Directors

James B. McCurry                                           9,079,034          334,241                0              0
Daniel A. DeMatteo                                         9,075,350          337,925                0              0
R. Richard Fontaine                                        9,079,060          334,215                0              0
Jan Michiel Hessels                                        8,968,604          444,671                0              0
John D. Miller                                             8,968,604          444,671                0              0
Thomas G. Plaskett                                         9,078,150          335,125                0              0
Leonard Riggio                                             9,076,560          336,715                0              0
W. Mitt Romney                                             9,079,034          334,241                0              0

Proposal II
Approval of the
NeoStar Retail Group, Inc. 1996
Senior Executive Stock Option Plan                         4,884,679          964,314           16,485      3,547,797

Proposal III
Appointment of Ernst & Young LLP
as Independent Auditors for
Fiscal Year 1997                                           9,123,528          283,380            6,367              0

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed as part of this report:

Number                                                     Document
- ------                                                     --------
10.6             Sixth Amendment to Amended and Restated Credit Agreement dated as of July 29, 1996 by and among the
                 Registrant, the lenders from time to time thereto and NationsBank of Texas, N.A. as Administrative
                 Lender

10.7             Fourth Amendment to $70,000,000 Credit Agreement dated as of July 29, 1996 by and among Babbage's,
                 Inc., Software Etc. Stores, Inc., Certain Lenders, and NationsBank of Texas, N.A., as Administrative
                 Lender

10.8             Asset Purchase Agreement dated as of July 29, 1996 by and among the Registrant and Barnes & Noble, Inc.

27.1             Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K dated July 31, 1996 in connection with the amendments to its credit agreements dated July 29, 1996, and the termination of operations of its leased departments in Barnes & Noble stores pursuant to an agreement with Barnes & Noble, Inc. dated July 29, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 26, 1996                        NEOSTAR RETAIL GROUP, INC.





                                              By:   /s/ OPAL P. FERRARO
                                                    ----------------------
                                                    Opal P. Ferraro,
                                                    Chief Financial Officer,
                                                    Secretary and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)

                               INDEX TO EXHIBITS


Number                                             Document
- ------                                             --------
   10.6           Sixth Amendment to Amended and Restated Credit Agreement dated as of July
                  29, 1996 by and among the Registrant, the lenders from time to time thereto and NationsBank of Texas, N.A. as Administrative Lender

   10.7           Fourth Amendment to $70,000,000 Credit Agreement dated as of July 29,
                  1996 by and among Babbage's, Inc., Software Etc. Stores, Inc., Certain
                  Lenders, and NationsBank of Texas, N.A., as Administrative Lender

   10.8           Asset Purchase Agreement dated as of July 29, 1996 by and among the
                  Registrant and Barnes & Noble, Inc.

   27.1           Financial Data Schedule